Form 10-K/A
WELLS FARGO MORTGAGE BACKED SECURITIES 2002 7 TRUST
filed 2003-06-12
CIK 1170066

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Bank Oklahoma Mortgage, as Servicer <F1>
       b) Chevy Chase FSB, as Servicer <F2>
       c) Colonial Savings, F.A., as Servicer <F2>
       d) Countrywide Funding, as Servicer <F2>
       e) CUNA, as Servicer <F2>
       f) First Nationwide Mtg Corp, as Servicer <F2>
       g) Hibernia National Bank, as Servicer <F2>
       h) Homeside Lending Inc (TX), as Servicer <F2>
       i) HSBC Bank, USA, as Servicer <F2>
       j) National City Mortgage Co, as Servicer <F2>
       k) Navy Federal Credit Union, as Servicer <F2>
       l) Sun Trust Mortgage Inc, as Servicer <F2>
       m) U.S. Bank Home Mortgage, as Servicer <F1>
       n) Wells Fargo Home Mortgage, as Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Bank Oklahoma Mortgage, as Servicer <F1>
       b) Chevy Chase FSB, as Servicer <F2>
       c) Colonial Savings, F.A., as Servicer <F2>
       d) Countrywide Funding, as Servicer <F2>
       e) CUNA, as Servicer <F2>
       f) First Nationwide Mtg Corp, as Servicer <F2>
       g) Hibernia National Bank, as Servicer <F2>
       h) Homeside Lending Inc (TX), as Servicer <F2>
       i) HSBC Bank, USA, as Servicer <F2>
       j) National City Mortgage Co, as Servicer <F2>
       k) Navy Federal Credit Union, as Servicer <F2>
       l) Sun Trust Mortgage Inc, as Servicer <F2>
       m) U.S. Bank Home Mortgage, as Servicer <F1>
       n) Wells Fargo Home Mortgage, as Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Bank Oklahoma Mortgage, as Servicer <F1>
       b) Chevy Chase FSB, as Servicer <F2>
       c) Colonial Savings, F.A., as Servicer <F2>
       d) Countrywide Funding, as Servicer <F2>
       e) CUNA, as Servicer <F2>
       f) First Nationwide Mtg Corp, as Servicer <F2>
       g) Hibernia National Bank, as Servicer <F2>
       h) Homeside Lending Inc (TX), as Servicer <F2>
       i) HSBC Bank, USA, as Servicer <F2>
       j) National City Mortgage Co, as Servicer <F2>
       k) Navy Federal Credit Union, as Servicer <F2>
       l) Sun Trust Mortgage Inc, as Servicer <F2>
       m) U.S. Bank Home Mortgage, as Servicer <F1>
       n) Wells Fargo Home Mortgage, as Servicer <F2>


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

  Dated: June 6, 2003

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



      Date: 6/6/03


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

/s/ PricewaterhouseCoopers LLP

December 10, 2002

  Ex-99.1 (d)

Grant Thornton (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial (formerly Countrywide Credit Industries, Inc.) and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thornton LLP
Los Angeles, California
February 28, 2003

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017-2464
T 213.627.1717
F 213.624.6793
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International


Countrywide Financial Corporation
SCHEDULE OF FINDINGS
December 31, 2002

Statement of Condition:
Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not correctly identifying when the Company should be paying, or crediting, the mortgagor.

Criteria:
The Uniform Single Attestation Program for Mortgage Bankers, Section V, Item 4, requires that interest on review accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:
The Company was not properly paying, or crediting, the mortgagors for interest on payoffs during the year ended 2002.

Recommendation:
The Company should identify all borrows who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:
The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states.
The Company's Internal Audit Department will be performing testing in the area to ensure proper interest credit to mortgagors where applicable.

  Ex-99.1 (e)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
Suite 1300
650 Third Avenue South
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants


To the Board of Directors and Stockholder of CUNA Mutual Mortgage Corporation

We have examined management's assertion about CUNA Mutual Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 14, 2003

  Ex-99.1 (f)

KPMG (logo)

1660 International Drive
McLean, VA 22102

Independent Accountants' Report

The Board of Directors
First Nationwide Mortgage Corporation:

We have examined management's assertion, included in the accompanying management assertion report dated January 21, 2003, that First Nationwide Mortgage Corporation (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that First Nationwide Mortgage Corporation complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

January 21, 2003


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (g)


Ernst & Young

Ernst & Young LLP
4200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869
Phone: (504) 581-4200
www.ey.com


Report of Independent Accountants on Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

The Directors' Audit Committee
Hibernia Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2002 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

March 21, 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

  Ex-99.1 (h)


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

  Ex-99.1 (i)

KPMG (logo)

12 Fountain Plaza, Suite 601
Buffalo, NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying
Management Assertion, that HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation
(USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 5, 2003
Buffalo, New York


KPMG LLP. KPMG LLP, a U.S. limited liability partnership is a member of KPMG International, a Swiss association.

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

/s/ Ernst & Young LLP

February 24, 2002

A Member Practice of Ernst & Young Global

  Ex-99.1 (k)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
1301 K Street, NW, Suite 800W
Washington DC 20005-3333
Telephone (202) 414 1000

Report of Independent Accountants

To the Board of Directors and
Supervisory Committee of
Navy Federal Credit Union


We have examined management's assertion about Navy Federal Credit Union's (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 6, 2003

  Ex-99.1 (l)

PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
1751 Pinnacle Drive
Mclean VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100

Report of Independent Accountants

To the Board of Directors and Stockholder of SunTrust Mortgage, Inc. and Subsidiaries:

We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying mangement assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We belive that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servcing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
February 24, 2003

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

/s/ Jim E. DuBose
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer

2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com


  Ex-99.2 (d)


Countrywide (logo)

4500 Park Granada
Calabasas, California 91302-1613
(818) 225-3508

Thomas K. McLaughlin
Managing Director
Chief Financial Officer

February 28, 2003

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended December 31, 2002, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.,) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million, respectively.

The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payments to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

Sincerely,

/s/ Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer



  Ex-99.2 (e)


CUNA Mutual Mortgage
Corporation (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 14, 2003


As of and for the year ended December 31, 2002, CUNA Mutual Mortgage Corporation (the "Company") have complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond errors and omissions policy in the amount of $25,000,000 and $12,000,000 respectively.

/s/ Jim McCourt
Jim McCourt
Senior Vice President
CUNA Mutual Mortgage Corporation

/s/ Tom Pisapia
Tom Pisapia
Vice President, Servicing
CUNA Mutual Mortgage Corporation

/s/ Michael W. Campbell
Michael W. Campbell
Assistant Vice President, Servicing
CUNA Mutual Mortgage Corporation


Street: CUNA Mutual Mortgage Corporation
        2908 Marketplace Dr., Suite 100
        Madison, WI 53719-5316

Mail:   P.O. Box 1332
        Madison, WI 53701-1332

Tel:    877.286.2684
Fax:    608.232.6389

        www.cmmort.com



  Ex-99.2 (f)


1st
Nationwide
Mortgage (logo)

P.O. Box 9481
Gaithersburg, MD 20898-9481

Management Assertion


As of and for the year ended December 31, 2002, First Nationwide Mortgage Corporation (the Company) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of November 6, 2002, and for the period from January 1, 2002 to November 6, 2002, the Company had in effect a fidelity bond and errors and omissions policies in the amount of $125 million and $120 million, respectively. As of December 31, 2002 and for the period from November 7, 2002 to December 31, 2002, the Company had in effect fidelity bond and errors and omissions policies in the amount of $100 million and $50 million, respectively.

/s/ Debbie Mace
Debbie Mace
SVP

4/9/03
Date


5280 Corporate Drive, Frederick, MD 21703

  Ex-99.2 (g)


HIBERNIA
MEMBER FDIC (logo)

MANAGEMENT ASSERTION


As of and for the period ended December 31, 2002, Hibernia National Bank has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.

/s/ Greg J. Bell
Greg J. Bell
Senior Vice President

Date: 3/31/03


HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 * 225-381-2000

  Ex-99.2 (h)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

  Ex-99.1 (i)

HSBC (logo)

Management Assertion

As of and for the year ended December 31, 2002, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $588,675,000 and $40,000,000, respectively.

/s/ David J. Hunter
David J. Hunter
President

/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management

/s/ Gary P. Zimmerman
Gary P. Zimmerman
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

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

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003



No one Cares More!


  Ex-99.2 (k)


Navy
Federal
Credit Union (logo)

P.O. Box 3000 * Merrifield VA * 22119-3000
In reply refer to account no.

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

February 6, 2003

As of and for the year ended 31 December 2002, Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Navy Federal had in effect a Fidelity Bond and Errors and Omissions policy in the amounts of $15,000,000 and $500,000 per mortgage, respectively.

/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President
Mortgage Lending

/s/ Latisa M. Head
Latisa M. Head
Vice President
Mortgage Servicing

  Ex-99.2 (l)

SUN TRUST   (logo)

Sun Trust Mortgage, Inc.
901 Semmes Avenue
Richmond, VA 23224

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

February 24, 2003

As of and for the year ended December 31, 2002, SunTrust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")(see
Exhibit II).

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and omissions policy in the amount of $125 million and a SunTrust Banks, Inc. mortgage errors and omissions policy in the amount of $45 million.

/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/Kathryn Pedon
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

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

EVENTS OF DEFAULT: (if any):___________________________

PARTICIPANT: COLONIAL SAVINGS, F.A.

SIGNED: /s/ Cary W. Adams
TITLE: Cary W. Adams, Senior Vice President
DATED: December 21, 2002


2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com

  Ex-99.3 (d)


Countrywide Home Loans (logo)

400 Countrywide Way
Simi Valley, California 93065-6298

March 21, 2003

NORWEST BANK MINN., N.A.
11000 Brokenland Parkway
Columbia, MD 21004
Attn: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreement for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2002 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario     3/27/03
Joseph Candelario         Date
First Vice President
Compliance Officer
Loan Administration

re: Investor Numbers: 5

  Ex-99.3 (e)


CUNA Mutual Mortgage
Corporation (logo)

March 28, 2003

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide pursuant and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default and failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Daniel P. Rotert
Officer: Daniel P. Rotert

Senior Vice President & CEO
Title

March 28, 2003
Date

Street: CUNA Mutual Mortgage Corporation
        2908 Marketplace Dr., Suite 100
        Madison, WI 53719-5316

Mail:   P.O. Box 1332
        Madison, WI 53701-1332

Tel:    877.286.2684
Fax:    608.232.6389

        www.cmmort.com


  Ex-99.3 (f)


1st
Nationwide
Mortgage (logo)

P.O. Box 9481
Gaithersburg, MD 20898-9481

January 21, 2003

KPMG LLP
Attn: Richard Wheeler
1660 International Drive
McLean, VA 22102

Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about First Nationwide Mortgage Corporation's (the Company) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 for the purpose of expressing an opinion as to whether management's assertion is fairly stated, in all material respects.

We confirm, to the best of our knowledge and belief, the following representations made to you during your examination:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards.

3. We have performed an evaluation the Company's compliance with the minimum servicing standards.

4. As of and for the year ended December 31, 2002, the Company has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between the end of the period addressed in management's assertion and the date of the independent accountants' report.

8. We have disclosed to you any known noncompliance occurring subsequent to the year ended December 31, 2002.

Very truly yours,

First Nationwide Mortgage Corporation

/s/ Paul Ince                     /s/ Debbie Mace
Paul Ince                         Debbie Mace
SVP and Chief Financial Officer   SVP


5280 Corporate Drive, Frederick, MD 21703

  Ex-99.3 (g)


HIBERNIA (logo)
MEMBER FDIC


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Greg J. Bell
Officer

Senior Vice President
Title

3/31/03
Date

HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 * 225-381-2000


  Ex-99.3 (h)


Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date

  Ex-99.3 (i)


Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31, 2002. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.

/s/ Gary P. Zimmerman
Gary P. Zimmerman
Senior Vice President
Mortgage Servicing

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


Certified By:
/s/ Mary Beth Criswell
Mary Beth Criswell

Vice President
Title

March 11, 2003
Date

  Ex-99.3 (k)

Navy
Federal
Credit Union (logo)

PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to account no.

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are property funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Latisa M. Head
Officer Latisa M. Head

Vice President Mortgage Servicing
Title

March 20, 2003
Date

  Ex-99.3 (l)


SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1-800-634-7928
www.suntrustmortgage.com

SunTrust (logo)

NORWEST BANK
ATTN: SUSAN GIBSON
11000 BROKEN LAND PKWY
COLUMBIA, MD 21044-3562
2ND FLOOR LOAN ACCTING


RE: ANNUAL SERVICING CERTIFICATION

In connection with the loans serviced by SunTrust Mortgage, Inc. for NORWEST BANK, I, the undersigned officer, hereby certify the following as December 31, 2002:

* All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes the verification of payment with taxing authorities for non-impound mortgages.

* For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

* All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

* All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and flood insurance policies.

* Fidelity Bond coverage and Errors and Omissions coverage combined of $125,000,000 is adequate and in place and the applicable premiums have been paid.

* All interest and/or monthly payments adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

* All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

* The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

* We have complied with all other provisions of the Servicing Agreement.

* We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

* To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provision of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.

BY: /s/ Michael Patten         DATE: March 10, 2003
(signature)
Michael Patten, VP
(name and title)

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