Form 10-K/A
period 2003-06-12
WELLS FARGO MORTGAGE BACKED SECURITIES 2002 7 TRUST
filed 2003-07-31
CIK 1170066

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 2


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Bank Oklahoma Mortgage, as Servicer <F1>
       b) Chevy Chase FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) Countrywide Funding, as Servicer <F1>
       e) CUNA, as Servicer <F1>
       f) First Nationwide Mtg Corp, as Servicer <F1>
       g) Hibernia National Bank, as Servicer <F1>
       h) Homeside Lending Inc (TX), as Servicer <F1>
       i) HSBC Bank, USA, as Servicer <F1>
       j) National City Mortgage Co, as Servicer <F1>
       k) Navy Federal Credit Union, as Servicer <F1>
       l) Sun Trust Mortgage Inc, as Servicer <F1>
       m) U.S. Bank Home Mortgage, as Servicer <F1>
       n) Wells Fargo Home Mortgage, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Bank Oklahoma Mortgage, as Servicer <F1>
       b) Chevy Chase FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) Countrywide Funding, as Servicer <F1>
       e) CUNA, as Servicer <F1>
       f) First Nationwide Mtg Corp, as Servicer <F1>
       g) Hibernia National Bank, as Servicer <F1>
       h) Homeside Lending Inc (TX), as Servicer <F1>
       i) HSBC Bank, USA, as Servicer <F1>
       j) National City Mortgage Co, as Servicer <F1>
       k) Navy Federal Credit Union, as Servicer <F1>
       l) Sun Trust Mortgage Inc, as Servicer <F1>
       m) U.S. Bank Home Mortgage, as Servicer <F1>
       n) Wells Fargo Home Mortgage, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Bank Oklahoma Mortgage, as Servicer <F1>
       b) Chevy Chase FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) Countrywide Funding, as Servicer <F1>
       e) CUNA, as Servicer <F1>
       f) First Nationwide Mtg Corp, as Servicer <F1>
       g) Hibernia National Bank, as Servicer <F1>
       h) Homeside Lending Inc (TX), as Servicer <F1>
       i) HSBC Bank, USA, as Servicer <F1>
       j) National City Mortgage Co, as Servicer <F1>
       k) Navy Federal Credit Union, as Servicer <F1>
       l) Sun Trust Mortgage Inc, as Servicer <F1>
       m) U.S. Bank Home Mortgage, as Servicer <F1>
       n) Wells Fargo Home Mortgage, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Bank Oklahoma Mortgage, as Servicer <F2>
       b) Chevy Chase FSB, as Servicer <F2>
       c) Colonial Savings, F.A., as Servicer <F2>
       d) Countrywide Funding, as Servicer <F2>
       e) CUNA, as Servicer <F2>
       f) First Nationwide Mtg Corp, as Servicer <F2>
       g) Hibernia National Bank, as Servicer <F2>
       h) Homeside Lending Inc (TX), as Servicer <F3>
       i) HSBC Bank, USA, as Servicer <F2>
       j) National City Mortgage Co, as Servicer <F2>
       k) Navy Federal Credit Union, as Servicer <F2>
       l) Sun Trust Mortgage Inc, as Servicer <F2>
       m) U.S. Bank Home Mortgage, as Servicer <F2>
       n) Wells Fargo Home Mortgage, as Servicer <F2>


   (b) On November 12, 2002, December 04, 2002, and January 08, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.

  <F3> Certification has not been received.

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


  By:   Nancy E. Burgess as Officer

  By: /s/  Nancy E. Burgess

  Dated: July 29, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank Oklahoma Mortgage, as Servicer, Chevy Chase FSB, as Servicer, Colonial Savings, F.A., as Servicer, Countrywide Funding, as Servicer, CUNA, as Servicer, First Nationwide Mtg Corp, as Servicer, Hibernia National Bank, as Servicer, HSBC Bank, USA, as Servicer, National City Mortgage Co, as Servicer, Navy Federal Credit Union, as Servicer, Sun Trust Mortgage Inc, as Servicer, and U.S. Bank Home Mortgage, as Servicer.


      Date: 7/29/03


      /s/ Nancy E. Burgess
      Signature


      Officer
      Title








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

  Ex-99.1 (a)

Ernst & Young   (logo)

Ernst & Young LLP
3900 One Williams Ctr. (74172)
P.O. Box 1529
Tulsa, Oklahoma 74101
Phone: (918) 560-3600
Fax:   (918) 560-3691
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Risk Oversight and Audit Committee
BOK Financial Corporation and Subsidiaries
(including Bank of Oklahoma, N.A.)

We have examined management's assertion, included in the accompanying report titled Report of Management, that Bank of Oklahoma, N.A. (the "Bank") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

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

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the Risk Oversight and Audit Committee, manangement, and the Bank's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

March 12, 2003

A Member Practice of Ernst & Young Global


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

  Ex-99.1 (m)


PRICEWATERHOUSCOOPERS (logo)

PriceWaterhouseCoopers LLP
Suite 1300
650 Third Avenue South
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors and Shareholders of U.S. Bank, N.A.:

We have examined management's assertion about U.S. Bank, N.A (including U.S. Bank Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002, included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

/s/ PriceWaterhouseCoopers LLP

March 21, 2003

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


  Ex-99.2 (a)


BOk Mortgage (logo)
7060 South Yale
Tulsa, Oklahoma 74136-5716


Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Bank of Oklahoma, N.A. (the "Bank"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evalution of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the Bank complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $30 million and $10 million, respectively.


/s/ David L. Laughlin
David L. Laughlin, President

March 12, 2003

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

/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/Kathryn Pedon
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

  Ex-99.2 (m)


US bank (logo)
Five Star Service Guaranteed

Home Mortgage
1550 East 79th Street, Suite 880
Bloomington, MN 55425

Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 21, 2003

As of and for the year ended December 31, 2002, U.S. Bank, N.A and its subsidiaries (including U.S. Bank Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $200,000,000 and $200,000,000 respectively.

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni
President and Chief Executive Officer
U.S. Bank Home Mortgage

/s/ Richard A. Aneshansel
Richard A. Aneshansel
Chief Financial Officer
U.S. Bank Home Mortgage

/s/ Michael L. Norris
Michael L. Norris
Executive Vice President, Mortgage Servicing
U.S. Bank Home Mortgage

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


  Ex-99.3 (a)


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

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

/s/
Officer

Vice President
Title

2-13-03
Date

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

  Ex-99.3 (m)


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

/s/
Officer

Vice President
Title

3-31-03
Date


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